Form 10-Q
period 2023-03-31
Grayscale Stellar Lumens Trust (XLM)
filed 2023-05-05
CIK 1761325

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-56434

Grayscale Stellar Lumens Trust (XLM)

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

Number of Shares of the registrant outstanding as of May 1, 2023: 824,600

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 25.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Stellar industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2022 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE STELLAR LUMENS TRUST (XLM)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2023	September 30, 2022
Assets:
Investment in XLM, at fair value (cost $18,712 and $18,947 as of March 31, 2023 and September 30, 2022, respectively)	$8,184	$8,653
Total assets	$8,184	$8,653
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$8,184	$8,653
Net Assets consists of:
Paid-in-capital	19,760	19,760
Accumulated net investment loss	(972)	(886)
Accumulated net realized (loss) gain on investment in XLM	(76)	73
Accumulated net change in unrealized depreciation on investment in XLM	(10,528)	(10,294)
	$8,184	$8,653
Shares issued and outstanding, no par value (unlimited Shares authorized)	824,600	824,600
Net asset value per Share	$9.93	$10.49

See accompanying notes to the unaudited financial statements.

GRAYSCALE STELLAR LUMENS TRUST (XLM)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of XLM and percentages)

March 31, 2023
	Quantity of XLM	Cost	Fair Value	% of Net Assets
Investment in XLM	74,022,153.8593103	$18,712	$8,184	100%
Net assets		$18,712	$8,184	100%

September 30, 2022
	Quantity of XLM	Cost	Fair Value	% of Net Assets
Investment in XLM	74,950,703.0854167	$18,947	$8,653	100%
Net assets		$18,947	$8,653	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE STELLAR LUMENS TRUST (XLM)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	40	100	86	261
Net investment loss	(40)	(100)	(86)	(261)
Net realized and unrealized gain (loss) from:
Net realized (loss) gain on investment in XLM	(76)	(18)	(149)	20
Net change in unrealized appreciation (depreciation) on investment in XLM	2,989	(1,922)	(234)	(3,305)
Net realized and unrealized gain (loss) on investment	2,913	(1,940)	(383)	(3,285)
Net increase (decrease) in net assets resulting from operations	$2,873	$(2,040)	$(469)	$(3,546)

See accompanying notes to the unaudited financial statements.

GRAYSCALE STELLAR LUMENS TRUST (XLM)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Increase (decrease) in net assets from operations:
Net investment loss	$(40)	$(100)	$(86)	$(261)
Net realized (loss) gain on investment in XLM	(76)	(18)	(149)	20
Net change in unrealized appreciation (depreciation) on investment in XLM	2,989	(1,922)	(234)	(3,305)
Net increase (decrease) in net assets resulting from operations	2,873	(2,040)	(469)	(3,546)
Decrease in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total increase (decrease) in net assets from operations and capital share transactions	2,873	(2,040)	(469)	(3,546)
Net assets:
Beginning of period	5,311	19,836	8,653	21,342
End of period	$8,184	$17,796	$8,184	$17,796
Change in Shares outstanding:
Shares outstanding at beginning of period	824,600	824,600	824,600	824,600
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	824,600	824,600	824,600	824,600

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL) (OTCQB: GSOL), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant prior to October 3, 2022 and was party to a participant agreement with the Sponsor and the Trust. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant and is party to a participant agreement with the Sponsor and the Trust. As a result, since October 3, 2022, Genesis ceased acting as an Authorized Participant of the Trust, but serves as a Liquidity Provider to Grayscale Securities. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. The Authorized Participant(s) may engage additional Liquidity Providers at any time.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2023 and September 30, 2022 and results of operations for the three and six months ended March 31, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2022, included in the Trust’s Annual Report on Form 10-K.

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

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Exchange Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investment in XLM	$8,184	$8,184	$-	$-
September 30, 2022
Assets
Investment in XLM	$8,653	$8,653	$-	$-

3. Fair Value of XLM

XLM is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2023 and September 30, 2022, the Trust held 74,022,153.8593103 and 74,950,703.0854167 XLM, respectively.

The Trust determined the fair value per XLM to be $0.11 and $0.12 on March 31, 2023 and September 30, 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of XLM and the respective fair value:

(Amounts in thousands, except XLM amounts)	Quantity	Fair Value
Balance at September 30, 2021	76,848,154.9650449	$21,342
XLM contributed	-	-
XLM distributed for Sponsor’s Fee, related party	(1,897,451.8796282)	(387)
Net change in unrealized depreciation on investment in XLM	-	(12,209)
Net realized loss on investment in XLM	-	(93)
Balance at September 30, 2022	74,950,703.0854167	$8,653
XLM contributed	-	-
XLM distributed for Sponsor’s Fee, related party	(928,549.2261064)	(86)
Net change in unrealized depreciation on investment in XLM	-	(234)
Net realized loss on investment in XLM	-	(149)
Balance at March 31, 2023	74,022,153.8593103	$8,184

4. Creations and Redemptions of Shares

At March 31, 2023 and September 30, 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of XLM to the Trust or the distribution of XLM by the Trust. The number of XLM required for each creation Basket or redemption Basket is determined by dividing (x) the number of XLM owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of XLM representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 89.7673 and 90.8934 of one XLM at March 31, 2023 and September 30, 2022, respectively. The decrease in the number of XLM represented by each Share is primarily a result of the periodic withdrawal of XLM to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended March 31, 2023 and September 30, 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2023 or September 30, 2022.

6. Related Parties

The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Grayscale, Grayscale Securities and CoinDesk Indices, Inc. As of March 31, 2023 and September 30, 2022, 118,589 and 118,192 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in XLM, monthly in arrears. The amount of XLM payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of XLM used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of XLM is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2023 and September 30, 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended March 31, 2023 and 2022.

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

For the three months ended March 31, 2023 and 2022, the Trust incurred Sponsor’s Fees of $39,985 and $100,948, respectively. For the six months ended March 31, 2023 and 2022, the Trust incurred Sponsor’s Fees of $85,536 and $260,501, respectively. As of March 31, 2023 and September 30, 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended March 31, 2023 and 2022, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust

(BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2023, DCG had not purchased any Shares of the Trust under this authorization.

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

The Sponsor and the Trust may be subject to various litigation, regulatory investigations, and other legal proceedings that arise in the ordinary course of its business.

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Per Share Data:
Net asset value, beginning of period	$6.44	$24.06	$10.49	$25.88
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.05)	(0.12)	(0.10)	(0.32)
Net realized and unrealized gain (loss)	3.54	(2.36)	(0.46)	(3.98)
Net decrease in net assets resulting from operations	3.49	(2.48)	(0.56)	(4.30)
Net asset value, end of period	$9.93	$21.58	$9.93	$21.58
Total return	54.19%	-10.31%	-5.34%	-16.62%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on May 1, 2023, the fair value of XLM determined in accordance with the Trust’s accounting policy was $0.09 per XLM.

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

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations, and non-Digital Asset Exchange Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for XLM in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended March 31, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, XLM and price of XLM amounts, are in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net realized and unrealized gain (loss) on investment in XLM	$2,913	$(1,940)	$(383)	$(3,285)
Net increase (decrease) in net assets resulting from operations	$2,873	$(2,040)	$(469)	$(3,546)
Net assets	$8,184	$17,796	$8,184	$17,796

Net realized and unrealized gain on investment in XLM for the three months ended March 31, 2023 was $2,913, which includes a realized loss of ($76) on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in XLM of $2,989. Net realized and unrealized gain on investment in XLM for the period was driven by XLM price appreciation from $0.07 per XLM as of December 31, 2022 to $0.11 per XLM as of March 31, 2023. Net increase in net assets resulting from operations was $2,873 for the three months ended March 31, 2023, which consisted of the net realized and unrealized gain on investment in XLM, less the Sponsor’s Fee of $40. Net assets increased to $8,184 at March 31, 2023, a 54% increase for the three-month period. The increase in net assets resulted from the aforementioned XLM price appreciation partially offset by the withdrawal of approximately 457,726 XLM to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in XLM for the three months ended March 31, 2022 was ($1,940), which includes a realized loss of ($18) on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in XLM of ($1,922). Net realized and unrealized loss on investment in XLM for the period was driven by XLM price depreciation from $0.26 per XLM as of December 31, 2021 to $0.23 per XLM as of March 31, 2022. Net decrease in net assets resulting from operations was ($2,040) for the three months ended March 31, 2022, which consisted of the net realized and unrealized loss on investment in XLM, plus the Sponsor’s Fee of $100. Net assets decreased to $17,796 at March 31, 2022, a 10% decrease for the three-month period. The decrease in net assets resulted from the aforementioned XLM price depreciation and the withdrawal of approximately 469,313 XLM to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in XLM for the six months ended March 31, 2023 was ($383), which includes a realized loss of ($149) on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in XLM of ($234). Net realized and unrealized loss on investment in XLM for the period was driven by XLM price depreciation from $0.12 per XLM as of September 30, 2022 to $0.11 per XLM as of March 31, 2023. Net decrease in net assets resulting from operations was ($469) for the six months ended March 31, 2023, which consisted of the net realized and unrealized loss on investment in XLM, plus the Sponsor’s Fee of $86. Net assets decreased to $8,184 at March 31, 2023, a 5% decrease for the six-month period. The decrease in net assets resulted from the aforementioned XLM price depreciation and the withdrawal of approximately 928,549 XLM to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in XLM for the six months ended March 31, 2022 was ($3,285), which includes a realized gain of $20 on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in XLM of ($3,305). Net realized and unrealized loss on investment in XLM for the period was driven by XLM price depreciation from $0.28 per XLM as of September 30, 2021 to $0.23 per XLM as of March 31, 2022. Net decrease in net assets resulting from operations was ($3,546) for the six months ended March 31, 2022, which consisted of the net realized and unrealized loss on investment in XLM, plus the Sponsor’s Fee of $261. Net assets decreased to $17,796 at March 31, 2022, a 17% decrease for the six-month period. The decrease in net assets resulted from the aforementioned XLM price depreciation and the withdrawal of approximately 952,056 XLM to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(All XLM balances are rounded to the nearest whole XLM)
XLM:
Opening balance	74,479,880	76,365,412	74,950,703	76,848,155
Creations	-	-	-	-
Sponsor’s Fee, related party	(457,726)	(469,313)	(928,549)	(952,056)
Closing balance	74,022,154	75,896,099	74,022,154	75,896,099
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	74,022,154	75,896,099	74,022,154	75,896,099
Number of Shares:
Opening balance	824,600	824,600	824,600	824,600
Creations	-	-	-	-
Closing balance	824,600	824,600	824,600	824,600

	As of March 31,
	2023	2022
Price of XLM on principal market(1)	$0.11	$0.23
NAV per Share(2)	$9.93	$21.58
Index Price	$0.11	$0.23
Digital Asset Holdings per Share(3)	$9.92	$21.59

(1)
The Trust performed an assessment of the principal market at March 31, 2023 and 2022, and identified the principal market as Coinbase Pro.

(2)
As of March 31, 2023 and 2022 the NAV per Share was calculated using the fair value of XLM based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the XLM Industry and Market—XLM Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Exchanges used to calculate the Index Price as of March 31, 2023 were Coinbase Pro, Bitstamp and Kraken. The Digital Asset Exchanges used to calculate the Index Price as of March 31, 2022 were Coinbase Pro, Binance.US, Bitstamp and Kraken. See “Item 1. Business—Valuation of XLM and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of March 31, 2023, the Trust had a net closing balance with a value of $8,178,412, based on the Index Price (non-GAAP methodology). As of March 31, 2023, the Trust had a total market value of $8,184,631, based on the principal market (Coinbase Pro).

As of March 31, 2022, the Trust had a net closing balance with a value of $17,805,377, based on the Index Price (non-GAAP methodology). As of March 31, 2022, the Trust had a total market value of $17,796,345, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share versus the Index Price and the Trust’s NAV per Share from December 6, 2018 to March 31, 2023. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the XLM Industry and Market—XLM Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on December 6, 2018 to March 31, 2023. During such period, the Index Price has ranged from $0.03 to $0.72, with the straight average being $0.16 through March 31, 2023. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
December 6, 2018 (the inception of the Trust's operations) to March 31, 2019	$0.10	$0.13	12/24/2018	$0.07	2/6/2019	$0.11	$0.11
Twelve months ended March 31, 2020	$0.08	$0.14	5/19/2019	$0.03	3/16/2020	$0.04	$0.04
Twelve months ended March 31, 2021	$0.16	$0.55	2/13/2021	$0.04	4/1/2020	$0.39	$0.39
Twelve months ended March 31, 2022	$0.33	$0.72	5/11/2021	$0.17	3/7/2022	$0.23	$0.23
Twelve months ended March 31, 2023	$0.11	$0.23	4/2/2022	$0.07	12/29/2022	$0.11	$0.11
December 6, 2018 (the inception of the Trust's operations) to March 31, 2023	$0.16	$0.72	5/11/2021	$0.03	3/16/2020	$0.11	$0.11

The following table illustrates the movements in the Digital Asset Market price of XLM, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on December 6, 2018 to March 31, 2023. During such period, the price of XLM has ranged from $0.03 to $0.72, with the straight average being $0.16 through March 31, 2023.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
December 6, 2018 (the inception of the Trust's operations) to March 31, 2019	$0.10	$0.13	12/24/2018	$0.07	2/6/2019	$0.11	$0.11
Twelve months ended March 31, 2020	$0.08	$0.14	5/19/2019	$0.03	3/16/2020	$0.04	$0.04
Twelve months ended March 31, 2021	$0.16	$0.55	2/13/2021	$0.04	4/1/2020	$0.39	$0.39
Twelve months ended March 31, 2022	$0.33	$0.72	5/11/2021	$0.17	3/7/2022	$0.23	$0.23
Twelve months ended March 31, 2023	$0.11	$0.23	4/2/2022	$0.07	12/29/2022	$0.11	$0.11
December 6, 2018 (the inception of the Trust's operations) to March 31, 2023	$0.16	$0.72	5/11/2021	$0.03	3/16/2020	$0.11	$0.11

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from October 19, 2021 to March 31, 2023.

GXLM Premium/(Discount): GXLM Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from October 19, 2021 to March 31, 2023.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

The Sponsor and an affiliate of the Trust, Grayscale Bitcoin Trust (BTC) (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On November 18, 2022, the Sponsor received a letter on behalf of Fir Tree Master Fund, L.P. and certain of its affiliates (together, “Fir Tree”) demanding access to certain of the Sponsor’s and the Grayscale Bitcoin Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Sponsor and Grayscale Bitcoin Trust disputed Fir Tree’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On December 6, 2022, Fir Tree filed a suit in Delaware Chancery Court against the Sponsor and Grayscale Bitcoin Trust alleging that the Sponsor and Grayscale Bitcoin Trust violated Fir Tree’s information rights and seeking to compel access to the requested books and records. The Sponsor and Grayscale Bitcoin Trust believe that this lawsuit is without merit and are vigorously defending against it.

On January 13, 2023, the Sponsor received a letter on behalf of 210K Capital, LP (“210K Capital”) demanding access to certain of the Sponsor’s and Grayscale Bitcoin Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Sponsor and Grayscale Bitcoin Trust disputed 210K Capital’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On March 6, 2023, 210K Capital filed a suit in Delaware Chancery Court against the Sponsor and Grayscale Bitcoin Trust alleging that the Sponsor and Grayscale Bitcoin Trust violated 210K Capital’s information rights and seeking to compel access to the requested books and records. Trial has not yet been set. The Sponsor and Grayscale Bitcoin Trust believe that this lawsuit is without merit and plan to vigorously defend against it.

On January 30, 2023, Osprey Funds, LLC filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed its brief in support of its motion to dismiss the complaint. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. The DC Circuit Court of Appeals heard oral arguments in the case on March 7, 2023. As of the date of this Quarterly Report, the Sponsor’s petition remains pending and the Sponsor expects to receive a decision from the DC Circuit Court of Appeals by fall of 2023.

On March 6, 2023, Alameda Research, Ltd. filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce its fees and authorize a redemption program. On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Alameda Research complaint. The Sponsor believes this lawsuit is without merit and intends to vigorously defend against it.

As of the date of this report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K and under “Part II, Item 1A. Risk Factors” of the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2023:

Period	(a) Total Number of Shares of GXLM Purchased	(b) Average Price Paid per Share of GXLM	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2023 - January 31, 2023	-	$-	-	$200.0
February 1, 2023 - February 28, 2023	-	-	-	200.0
March 1, 2023 - March 31, 2023	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through May 1, 2023, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

Date: May 5, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.