Form 10-Q
period 2023-06-30
Grayscale Stellar Lumens Trust (XLM)
filed 2023-08-04
CIK 1761325

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Number of Shares of the registrant outstanding as of August 1, 2023: 824,600

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 27.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE STELLAR LUMENS TRUST (XLM)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2023	September 30, 2022
Assets:
Investment in XLM, at fair value (cost $18,596 and $18,947 as of June 30, 2023 and September 30, 2022, respectively)	$8,270	$8,653
Total assets	$8,270	$8,653
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$8,270	$8,653
Net Assets consists of:
Paid-in-capital	19,760	19,760
Accumulated net investment loss	(1,014)	(886)
Accumulated net realized (loss) gain on investment in XLM	(150)	73
Accumulated net change in unrealized depreciation on investment in XLM	(10,326)	(10,294)
	$8,270	$8,653
Shares issued and outstanding, no par value (unlimited Shares authorized)	824,600	824,600
Net asset value per Share	$10.03	$10.49

See accompanying notes to the unaudited financial statements.

GRAYSCALE STELLAR LUMENS TRUST (XLM)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of XLM and percentages)

June 30, 2023
	Quantity of XLM	Cost	Fair Value	% of Net Assets
Investment in XLM	73,562,202.0489302	$18,596	$8,270	100%
Net assets		$18,596	$8,270	100%

September 30, 2022
	Quantity of XLM	Cost	Fair Value	% of Net Assets
Investment in XLM	74,950,703.0854167	$18,947	$8,653	100%
Net assets		$18,947	$8,653	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE STELLAR LUMENS TRUST (XLM)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	42	73	128	334
Net investment loss	(42)	(73)	(128)	(334)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in XLM	(74)	(46)	(223)	(26)
Net change in unrealized appreciation (depreciation) on investment in XLM	202	(9,514)	(32)	(12,819)
Net realized and unrealized gain (loss) on investment	128	(9,560)	(255)	(12,845)
Net increase (decrease) in net assets resulting from operations	$86	$(9,633)	$(383)	$(13,179)

See accompanying notes to the unaudited financial statements.

GRAYSCALE STELLAR LUMENS TRUST (XLM)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Increase (decrease) in net assets from operations:
Net investment loss	$(42)	$(73)	$(128)	$(334)
Net realized loss on investment in XLM	(74)	(46)	(223)	(26)
Net change in unrealized appreciation (depreciation) on investment in XLM	202	(9,514)	(32)	(12,819)
Net increase (decrease) in net assets resulting from operations	86	(9,633)	(383)	(13,179)
Increase (decrease) in net assets from capital share transactions:
Shares issued	-	-	-	-
Net increase in net assets resulting from capital share transactions	-	-	-	-
Total increase (decrease) in net assets from operations and capital share transactions	86	(9,633)	(383)	(13,179)
Net assets:
Beginning of period	8,184	17,796	8,653	21,342
End of period	$8,270	$8,163	$8,270	$8,163
Change in Shares outstanding:
Shares outstanding at beginning of period	824,600	824,600	824,600	824,600
Shares issued	-	-	-	-
Net increase in Shares	-	-	-	-
Shares outstanding at end of period	824,600	824,600	824,600	824,600

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

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. The Authorized Participant(s) may engage Liquidity Providers from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, serves as a Liquidity Provider to Grayscale Securities and was the Authorized Participant prior to October 3, 2022.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2023 and September 30, 2022 and results of operations for the three and nine months ended June 30, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2022, included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Investment in XLM	$8,270	$8,270	$-	$-
September 30, 2022
Assets
Investment in XLM	$8,653	$8,653	$-	$-

3. Fair Value of XLM

XLM is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2023 and September 30, 2022, the Trust held 73,562,202.0489302 and 74,950,703.0854167 XLM, respectively.

The Trust determined the fair value per XLM to be $0.11 and $0.12 on June 30, 2023 and September 30, 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of XLM and the respective fair value:

(Amounts in thousands, except XLM amounts)	Quantity	Fair Value
Balance at September 30, 2021	76,848,154.9650449	$21,342
XLM contributed	-	-
XLM distributed for Sponsor’s Fee, related party	(1,897,451.8796282)	(387)
Net change in unrealized depreciation on investment in XLM	-	(12,209)
Net realized loss on investment in XLM	-	(93)
Balance at September 30, 2022	74,950,703.0854167	$8,653
XLM contributed	-	-
XLM distributed for Sponsor’s Fee, related party	(1,388,501.0364865)	(128)
Net change in unrealized depreciation on investment in XLM	-	(32)
Net realized loss on investment in XLM	-	(223)
Balance at June 30, 2023	73,562,202.0489302	$8,270

4. Creations and Redemptions of Shares

At June 30, 2023 and September 30, 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of XLM to the Trust or the distribution of XLM by the Trust. The number of XLM required for each creation Basket or redemption Basket is determined by dividing (x) the number of XLM owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of XLM representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 89.2096 and 90.8934 XLM at June 30, 2023 and September 30, 2022, respectively. The decrease in the number of XLM represented by each Share is primarily a result of the periodic withdrawal of XLM to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended June 30, 2023 and September 30, 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the

Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2023 or September 30, 2022.

6. Related Parties

The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Grayscale, Grayscale Securities and CoinDesk Indices, Inc. As of June 30, 2023 and September 30, 2022, 118,589 and 118,192 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in XLM, monthly in arrears. The amount of XLM payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of XLM used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of XLM is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2023 and September 30, 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended June 30, 2023 and 2022.

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

For the three months ended June 30, 2023 and 2022, the Trust incurred Sponsor’s Fees of $42,797 and $73,525, respectively. For the nine months ended June 30, 2023 and 2022, the Trust incurred Sponsor’s Fees of $128,333 and $334,026, respectively. As of June 30, 2023 and September 30, 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended June 30, 2023 and 2022, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust

(BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2023, DCG had not purchased any Shares of the Trust under this authorization.

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

In addition, if XLM is in fact a security, the Trust could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act of 1940 at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Per Share Data:
Net asset value, beginning of period	$9.93	$21.58	$10.49	$25.88
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.05)	(0.09)	(0.16)	(0.41)
Net realized and unrealized gain (loss)	0.15	(11.59)	(0.30)	(15.57)
Net increase (decrease) in net assets resulting from operations	0.10	(11.68)	(0.46)	(15.98)
Net asset value, end of period	$10.03	$9.90	$10.03	$9.90
Total return	1.01%	-54.12%	-4.39%	-61.75%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on August 1, 2023, the fair value of XLM determined in accordance with the Trust’s accounting policy was $0.15 per XLM.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended September 30, 2022.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended June 30, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, XLM and price of XLM amounts, are in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net realized and unrealized gain (loss) on investment in XLM	$128	$(9,560)	$(255)	$(12,845)
Net increase (decrease) in net assets resulting from operations	$86	$(9,633)	$(383)	$(13,179)
Net assets	$8,270	$8,163	$8,270	$8,163

Net realized and unrealized gain on investment in XLM for the three months ended June 30, 2023 was $128, which includes a realized loss of ($74) on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in XLM of $202. Net realized and unrealized gain on investment in XLM for the period was driven by pricing trends in XLM during the period in which the withdrawal of XLM to the Trust occurred when the price per XLM was lower during the three months ended June 30, 2023 than the price of XLM at June 30, 2023. Net increase in net assets resulting from operations was $86 for the three months ended June 30, 2023, which consisted of the net realized and unrealized gain on investment in XLM, less the Sponsor’s Fee of $42. Net assets increased to $8,270 at June 30, 2023, a 1% increase for the three-month period. The increase in net assets resulted from the aforementioned XLM pricing trends during the three months ended June 30, 2023, partially offset by the withdrawal of approximately 459,952 XLM to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in XLM for the three months ended June 30, 2022 was ($9,560), which includes a realized loss of ($46) on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in XLM of ($9,514). Net realized and unrealized loss on investment in XLM for the period was driven by XLM price depreciation from $0.23 per XLM as of March 31, 2022, to $0.11 per XLM as of June 30, 2022. Net decrease in net assets resulting from operations was ($9,633) for the three months ended June 30, 2022, which consisted of the net realized and unrealized loss on investment in XLM, plus the Sponsor’s Fee of $73. Net assets decreased to $8,163 at June 30, 2022, a 54% decrease for the three-month period. The decrease in net assets resulted from the aforementioned XLM price depreciation and the withdrawal of approximately 471,596 XLM to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in XLM for the nine months ended June 30, 2023 was ($255), which includes a realized loss of ($223) on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in XLM of ($32). Net realized and unrealized loss on investment in XLM for the period was driven by XLM price depreciation from $0.12 per XLM as of September 30, 2022, to $0.11 per XLM as of June 30, 2023. Net decrease in net assets resulting from operations was ($383) for the nine months ended June 30, 2023, which consisted of the net realized and unrealized loss on investment in XLM, plus the Sponsor’s Fee of $128. Net assets decreased to $8,270 at June 30, 2023, a 4% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned XLM price depreciation and the withdrawal of approximately 1,388,501 XLM to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in XLM for the nine months ended June 30, 2022 was ($12,845), which includes a realized loss of ($26) on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in XLM of ($12,819). Net realized and unrealized loss on investment in XLM for the period was driven by XLM price depreciation from $0.28 per XLM as of September 30, 2021, to $0.11 per XLM as of June 30, 2022. Net decrease in net assets resulting from operations was ($13,179) for the nine months ended June 30, 2022, which consisted of the net realized and unrealized loss on investment in XLM, plus the Sponsor’s Fee of $334. Net assets decreased to $8,163 at June 30, 2022, a 62% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned XLM price depreciation and the withdrawal of approximately 1,423,652 XLM to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(All XLM balances are rounded to the nearest whole XLM)
XLM:
Opening balance	74,022,154	75,896,099	74,950,703	76,848,155
Creations	-	-	-	-
Sponsor’s Fee, related party	(459,952)	(471,596)	(1,388,501)	(1,423,652)
Closing balance	73,562,202	75,424,503	73,562,202	75,424,503
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	73,562,202	75,424,503	73,562,202	75,424,503
Number of Shares:
Opening balance	824,600	824,600	824,600	824,600
Creations	-	-	-	-
Closing balance	824,600	824,600	824,600	824,600

	As of June 30,
	2023	2022
Price of XLM on principal market(1)	$0.11	$0.11
NAV per Share(2)	$10.03	$9.90
Index Price	$0.11	$0.11
Digital Asset Holdings per Share(3)	$10.03	$9.89

(1)
The Trust performed an assessment of the principal market at June 30, 2023 and 2022, and identified the principal market as Coinbase.
(2)
As of June 30, 2023 and 2022, the NAV per Share was calculated using the fair value of XLM based on the price provided by Coinbase, the Digital Asset Exchange that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the XLM Industry and Market—XLM Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Exchanges included in the Index as of June 30, 2023 were Coinbase, Bitstamp and Kraken. The Digital Asset Exchanges included in the Index as of June 30, 2022 were Coinbase, Binance.US and Bitstamp. See “Item 1. Business—Valuation of XLM and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of Digital Asset Holdings per Share.

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

As of June 30, 2023, the Trust had a net closing balance with a value of $8,268,539, based on the Index Price (non-GAAP methodology). As of June 30, 2023, the Trust had a total market value of $8,270,157, based on the principal market (Coinbase).

As of June 30, 2022, the Trust had a net closing balance with a value of $8,153,766, based on the Index Price (non-GAAP methodology). As of June 30, 2022, the Trust had a total market value of $8,163,345, based on the principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share versus the Index Price and the Trust’s NAV per Share from December 6, 2018 to June 30, 2023. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the XLM Industry and Market—XLM Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from the inception of the Trust’s operations on December 6, 2018 to June 30, 2023. During such period, the Index Price has ranged from $0.03 to $0.72, with the straight average being $0.16 through June 30, 2023. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually, or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
December 6, 2018 (the inception of the Trust's operations) to June 30, 2019	$0.11	$0.14	5/19/2019	$0.07	2/6/2019	$0.11	$0.11
Twelve months ended June 30, 2020	$0.06	$0.11	7/7/2019	$0.03	3/16/2020	$0.07	$0.07
Twelve months ended June 30, 2021	$0.26	$0.72	5/11/2021	$0.07	7/5/2020	$0.28	$0.28
Twelve months ended June 30, 2022	$0.25	$0.43	9/6/2021	$0.10	6/18/2022	$0.11	$0.11
Twelve months ended June 30, 2023	$0.10	$0.13	8/8/2022	$0.07	12/29/2022	$0.11	$0.11
December 6, 2018 (the inception of the Trust's operations) to June 30, 2023	$0.16	$0.72	5/11/2021	$0.03	3/16/2020	$0.11	$0.11

The following table illustrates the movements in the Digital Asset Market price of XLM, as reported on the Trust’s principal market, from the inception of the Trust’s operations on December 6, 2018 to June 30, 2023. During such period, the price of XLM has ranged from $0.03 to $0.72, with the straight average being $0.16 through June 30, 2023.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
December 6, 2018 (the inception of the Trust's operations) to June 30, 2019	$0.11	$0.14	5/19/2019	$0.07	2/6/2019	$0.11	$0.11
Twelve months ended June 30, 2020	$0.06	$0.11	7/7/2019	$0.03	3/16/2020	$0.07	$0.07
Twelve months ended June 30, 2021	$0.26	$0.72	5/11/2021	$0.07	7/5/2020	$0.28	$0.28
Twelve months ended June 30, 2022	$0.25	$0.43	9/6/2021	$0.10	6/18/2022	$0.11	$0.11
Twelve months ended June 30, 2023	$0.10	$0.13	8/8/2022	$0.07	12/29/2022	$0.11	$0.11
December 6, 2018 (the inception of the Trust's operations) to June 30, 2023	$0.16	$0.72	5/11/2021	$0.03	3/16/2020	$0.11	$0.11

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from October 19, 2021 to June 30, 2023.

GXLM Premium/(Discount): GXLM Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from October 19, 2021 to June 30, 2023.

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

On November 18, 2022, the Sponsor received a letter on behalf of Fir Tree Master Fund, L.P. and certain of its affiliates (together, “Fir Tree”) demanding access to certain of the Sponsor’s and the Grayscale Bitcoin Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Sponsor and Grayscale Bitcoin Trust disputed Fir Tree’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On December 6, 2022, Fir Tree filed a suit in Delaware Chancery Court (the “Fir Tree Action”) against the Sponsor and Grayscale Bitcoin Trust alleging that the Sponsor and Grayscale Bitcoin Trust violated Fir Tree’s information rights and seeking to compel access to the requested books and records.

On January 13, 2023, the Sponsor received a letter on behalf of 210K Capital, LP (“210K Capital”) demanding access to certain of the Sponsor’s and Grayscale Bitcoin Trust’s books and records pursuant to Section 3819 of the Delaware Statutory Trust Act and certain provisions under the Trust Agreement. The Sponsor and Grayscale Bitcoin Trust disputed 210K Capital’s entitlement to the requested books and records and, therefore, declined to comply with the demand. On March 6, 2023, 210K Capital filed a suit in Delaware Chancery Court (the “210K Capital Action” and, together with the Fir Tree Action, the “Demands”) against the Sponsor and Grayscale Bitcoin Trust alleging that the Sponsor and Grayscale Bitcoin Trust violated 210K Capital’s information rights and seeking to compel access to the requested books and records.

On July 10, 2023, the Sponsor, Fir Tree, and 210K Capital entered into a Settlement Agreement which resolved the Demands, in which the Sponsor and Grayscale Bitcoin Trust agreed to voluntarily produce certain books and records in response to the Demands without any admission of liability or fault, without conceding the shareholders’ entitlement to any information, and without the payment of any money.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

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

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce its fees and authorize a redemption program. On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Alameda complaint. On May 19, 2023, the Sponsor filed its brief in support of its motion to dismiss. Alameda has indicated in court filings that it intends to amend its initial complaint in response to the pending motions to dismiss. The Sponsor believes this lawsuit is without merit and intends to vigorously defend against it.

As of the date of this report, the Sponsor does not expect the foregoing proceedings, either individually or in the aggregate, to have a material adverse effect on the Trust’s business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K and under “Part II, Item 1A. Risk Factors” of the registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2022, except as set forth below.

A determination that XLM or any other digital asset is a “security” may adversely affect the value of XLM and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against digital asset exchanges for operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities. For example, in June 2023, the SEC brought charges against Binance and Coinbase for alleged violations of a variety of securities laws. In its complaints, the SEC asserted that SOL, ADA, MATIC, FIL, ATOM, SAND, MANA, ALGO, AXS, COTI, CHZ, FLOW, ICP, NEAR, VGX, DASH and NEXO, are securities under the federal securities laws.

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

As part of determining whether XLM is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws. Finally, the Sponsor discusses the security status of XLM with external counsel and has received a memorandum regarding the status of XLM under the federal securities laws from external counsel. Through this process the Sponsor believes that it is applying the proper legal standards in determining that XLM is not a security in light of the uncertainties inherent in the Howey and Reves tests. The Sponsor has been contacted by staff from the SEC’s Divisions of Corporation Finance and Enforcement concerning the Sponsor’s securities law analysis of XLM. The Sponsor is in the process of responding to the SEC staff. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that XLM may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on the presence of a security.

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

As such, notwithstanding the Sponsor’s receipt of a memorandum regarding the status of XLM under the federal securities laws from external counsel and the Sponsor’s view that XLM is not a security, the SEC or a federal court may in the future take a different view as to the security status of XLM.

If the Sponsor determines that XLM is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that XLM is a security, the Sponsor does not intend to permit the Trust to continue holding XLM in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act). Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s XLM is not a security, the Sponsor does not intend to dissolve the Trust on the basis that XLM could at some future point be finally determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that XLM is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading value of XLM, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is a security by the SEC or another regulatory authority may have similar effects.

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

Likewise, in the days following the announcement of the SEC’s complaints against Binance and Coinbase, the price of various digital assets, including BTC, ETH, and XLM, declined significantly and may continue to decline as these cases advance through the federal court system. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers amounted to “investment contracts” under the Howey test. The SEC’s actions against Binance, Coinbase and XRP’s issuer, as well as the judgments of federal courts, underscore the continuing uncertainty around which digital assets are securities, and demonstrate that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

In addition, if XLM is in fact a security, the Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms, resulting in the Sponsor’s conclusion that it was likely to be increasingly difficult for U.S. investors, including Grayscale XRP Trust (XRP), an affiliate of the Trust, to convert XRP into U.S. dollars. The Sponsor subsequently dissolved Grayscale XRP Trust (XRP) and liquidated its assets. If the SEC or a federal court were to determine that XLM is a security, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that XLM is a security, the Trust itself may be terminated and, if practical, its assets liquidated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2023:

Period	(a) Total Number of Shares of GXLM Purchased	(b) Average Price Paid per Share of GXLM	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
April 1, 2023 - April 30, 2023	-	$-	-	$200.0
May 1, 2023 - May 31, 2023	-	-	-	200.0
June 1, 2023 - June 30, 2023	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through August 1, 2023, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1†

Amendment No. 1 to the Index License Agreement, dated June 20, 2023, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on June 23, 2023).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†

Portions of this exhibit (indicated by asterisks) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

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

“Index”—The CoinDesk Lumens Price Index (XLMX).

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price, as amended by Amendment No. 1 thereto and as the same may be amended from time to time.

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

Date: August 4, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.