Form 10-Q
period 2024-06-30
Grayscale Stellar Lumens Trust (XLM)
filed 2024-08-02
CIK 1761325

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of Shares of the registrant outstanding as of July 29, 2024: 1,123,100

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE STELLAR LUMENS TRUST (XLM)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2024	September 30, 2023
Assets:
Investment in XLM, at fair value (cost $21,078 and $18,479 as of June 30, 2024 and September 30, 2023, respectively)	$8,723	$8,236
Total assets	$8,723	$8,236
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$8,723	$8,236
Net Assets consists of:
Paid-in-capital	22,719	19,760
Accumulated net investment loss	(1,246)	(1,073)
Accumulated net realized loss on investment in XLM	(395)	(208)
Accumulated net change in unrealized depreciation on investment in XLM	(12,355)	(10,243)
	$8,723	$8,236
Shares issued and outstanding, no par value (unlimited Shares authorized)	1,111,400	824,600
Principal market net asset value per Share	$7.85	$9.99

See accompanying notes to the unaudited financial statements.

GRAYSCALE STELLAR LUMENS TRUST (XLM)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of XLM and percentages)

June 30, 2024
	Quantity of XLM	Cost	Fair Value	% of Net Assets
Investment in XLM	96,696,130.4218872	$21,078	$8,723	100%
Net assets		$21,078	$8,723	100%

September 30, 2023
	Quantity of XLM	Cost	Fair Value	% of Net Assets
Investment in XLM	73,100,101.0441121	$18,479	$8,236	100%
Net assets		$18,479	$8,236	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE STELLAR LUMENS TRUST (XLM)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	60	42	173	128
Net investment loss	(60)	(42)	(173)	(128)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in XLM	(67)	(74)	(187)	(223)
Net change in unrealized depreciation on investment in XLM	(4,377)	202	(2,112)	(32)
Net realized and unrealized (loss) gain on investment	(4,444)	128	(2,299)	(255)
Net (decrease) increase in net assets resulting from operations	$(4,504)	$86	$(2,472)	$(383)

See accompanying notes to the unaudited financial statements.

GRAYSCALE STELLAR LUMENS TRUST (XLM)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
(Decrease) increase in net assets from operations:
Net investment loss	$(60)	$(42)	$(173)	$(128)
Net realized loss on investment in XLM	(67)	(74)	(187)	(223)
Net change in unrealized depreciation on investment in XLM	(4,377)	202	(2,112)	(32)
Net (decrease) increase in net assets resulting from operations	(4,504)	86	(2,472)	(383)
Increase in net assets from capital share transactions:
Shares issued	1,635	-	2,959	-
Net increase in net assets resulting from capital share transactions	1,635	-	2,959	-
Total (decrease) increase in net assets from operations and capital share transactions	(2,869)	86	487	(383)
Net assets:
Beginning of period	11,592	8,184	8,236	8,653
End of period	$8,723	$8,270	$8,723	$8,270
Change in Shares outstanding:
Shares outstanding at beginning of period	942,200	824,600	824,600	824,600
Shares issued	169,200	-	286,800	-
Net increase in Shares	169,200	-	286,800	-
Shares outstanding at end of period	1,111,400	824,600	1,111,400	824,600

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust (BTC) (NYSE Arca: BTC), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust (ETH) (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale NEAR Trust (NEAR), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. The following investment products sponsored by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust (BTC), Grayscale Ethereum Trust (ETH) (as of July 23, 2024), Grayscale Ethereum Mini Trust (ETH) (as of July 23, 2024), and Grayscale Bitcoin Mini Trust (BTC) (as of July 31, 2024). Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

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

On October 18, 2021, the Trust received notice that its Shares were qualified for public trading on the OTCQX Best Market® (“OTCQX”) of OTC Markets Group Inc. The Trust’s trading symbol on OTCQX is “GXLM” and the CUSIP number for its Shares is 38963R105.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2024 and September 30, 2023 and results of operations for the three and nine months ended June 30, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2023 included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Assets
Investment in XLM	$8,723	$8,723	$-	$-
September 30, 2023
Assets
Investment in XLM	$8,236	$8,236	$-	$-

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Sponsor of the Trust is evaluating this new guidance as of June 30, 2024. If the Sponsor elects to adopt in a subsequent interim period prior to the effective date, such adoption would be reflected retroactive to the beginning of the fiscal year. The Sponsor does not anticipate any material impact on its financial statements and disclosures as the Trust historically used fair value as its method of accounting for XLM in accordance with its classification as an investment company for accounting purposes.

3. Fair Value of XLM

XLM is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2024 and September 30, 2023, the Trust held 96,696,130.4218872 and 73,100,101.0441121 XLM, respectively.

The Trust determined the fair value per XLM to be $0.09 and $0.11 on June 30, 2024 and September 30, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of XLM and the respective fair value:

(Amounts in thousands, except XLM amounts)	Quantity	Fair Value
Balance at September 30, 2022	74,950,703.0854167	$8,653
XLM contributed	-	-
XLM distributed for Sponsor’s Fee, related party	(1,850,602.0413046)	(187)
Net change in unrealized depreciation on investment in XLM	-	51
Net realized loss on investment in XLM	-	(281)
Balance at September 30, 2023	73,100,101.0441121	$8,236
XLM contributed	25,089,700.4055064	2,959
XLM distributed for Sponsor’s Fee, related party	(1,493,671.0277313)	(173)
Net change in unrealized depreciation on investment in XLM	-	(2,112)
Net realized loss on investment in XLM	-	(187)
Balance at June 30, 2024	96,696,130.4218872	$8,723

4. Creations and Redemptions of Shares

At June 30, 2024 and September 30, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of XLM to the Trust or the distribution of XLM by the Trust. The amount of XLM required for each creation Basket or redemption Basket is determined by dividing (x) the amount of XLM owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of XLM representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 87.0039 and 88.6492 XLM at June 30, 2024 and September 30, 2023, respectively. The decrease in the amount of XLM represented by each Share is primarily a result of the periodic withdrawal of XLM to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended June 30, 2024 and September 30, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2024 or September 30, 2023.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2024: DCG, Genesis, Grayscale and Grayscale Securities. As of June 30, 2024 and September 30, 2023, 100,084 and 110,393 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in XLM, monthly in arrears. The amount of XLM payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of XLM used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of XLM is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2024 and September 30, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended June 30, 2024 and 2023.

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

For the three months ended June 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $60,538 and $42,797, respectively. For the nine months ended June 30, 2024 and 2023, the Trust incurred Sponsor’s Fees of $173,201 and $128,333, respectively. As of June 30, 2024 and September 30, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended June 30, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2024, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$12.30	$9.93	$9.99	$10.49
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.06)	(0.05)	(0.19)	(0.16)
Net realized and unrealized (loss) gain	(4.39)	0.15	(1.95)	(0.30)
Net (decrease) increase in net assets resulting from operations	(4.45)	0.10	(2.14)	(0.46)
Principal market net asset value, end of period	$7.85	$10.03	$7.85	$10.03
Total return	-36.18%	1.01%	-21.42%	-4.39%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on July 29, 2024, the fair value of XLM determined in accordance with the Trust’s accounting policy was $0.10 per XLM.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended June 30, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, XLM and price of XLM amounts, are in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net realized and unrealized (loss) gain on investment in XLM	$(4,444)	$128	$(2,299)	$(255)
Net (decrease) increase in net assets resulting from operations	$(4,504)	$86	$(2,472)	$(383)
Net assets(1)	$8,723	$8,270	$8,723	$8,270

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of XLM on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in XLM for the three months ended June 30, 2024 was ($4,444), which includes a realized loss of ($67) on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in XLM of ($4,377). Net realized and unrealized loss on investment in XLM for the period was driven by XLM price depreciation from $0.14 per XLM as of March 31, 2024, to $0.09 per XLM as of June 30, 2024. Net decrease in net assets resulting from operations was ($4,504) for the three months ended June 30, 2024, which consisted of the net realized and unrealized loss on investment in XLM, plus the Sponsor’s Fee of $60. Net assets decreased to $8,723 at June 30, 2024, a 25% decrease for the three-month period. The decrease in net assets resulted from the aforementioned XLM price depreciation and the withdrawal of approximately 563,824 XLM to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 14,773,734 XLM, with a value of $1,635 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in XLM for the three months ended June 30, 2023 was $128, which includes a realized loss of ($74) on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in XLM of $202. Net realized and unrealized gain on investment in XLM for the period was driven by pricing trends in XLM during the period, in which the withdrawal of XLM from the Trust occurred when the price per XLM was lower during the three months ended June 30, 2023 than the price of XLM at June 30, 2023. Net increase in net assets resulting from operations was $86 for the three months ended June 30, 2023, which consisted of the net realized and unrealized gain on investment in XLM, less the Sponsor’s Fee of $42. Net assets increased to $8,270 at June 30, 2023, a 1% increase for the three-month period. The increase in net assets resulted from the aforementioned XLM pricing trends during the three months ended June 30, 2023, partially offset by the withdrawal of approximately 459,952 XLM to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in XLM for the nine months ended June 30, 2024 was ($2,299), which includes a realized loss of ($187) on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in XLM of ($2,112). Net realized and unrealized loss on investment in XLM for the period was driven by XLM price depreciation from $0.11 per XLM as of September 30, 2023, to $0.09 per XLM as of June 30, 2024. Net decrease in net assets resulting from operations was ($2,472) for the nine months ended June 30, 2024, which consisted of the net realized and unrealized loss on investment in XLM, plus the Sponsor’s Fee of $173. Net assets increased to $8,723 at June 30, 2024, a 6% increase for the nine-month period. The increase in net assets resulted from the contribution of approximately 25,089,700 XLM, with a value of $2,959 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 1,493,671 XLM to pay the foregoing Sponsor’s Fee and the aforementioned XLM price depreciation.

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

Selected Operating Data

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(All XLM balances are rounded to the nearest whole XLM)
XLM:
Opening balance	82,486,220	74,022,154	73,100,101	74,950,703
Creations	14,773,734	-	25,089,700	-
Sponsor’s Fee, related party	(563,824)	(459,952)	(1,493,671)	(1,388,501)
Closing balance	96,696,130	73,562,202	96,696,130	73,562,202
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	96,696,130	73,562,202	96,696,130	73,562,202
Number of Shares:
Opening balance	942,200	824,600	824,600	824,600
Creations	169,200	-	286,800	-
Closing balance	1,111,400	824,600	1,111,400	824,600

	As of June 30,
	2024	2023
Price of XLM on principal market(1)	$0.09	$0.11
Principal Market NAV per Share(2)	$7.85	$10.03
Index Price(3)	$0.09	$0.11
NAV per Share(3)	$7.85	$10.03

(1)
The Trust performed an assessment of the principal market at June 30, 2024 and 2023, and identified the principal market as Coinbase.
(2)
As of June 30, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of XLM based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the XLM Industry and Market—XLM Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of both June 30, 2024 and June 30, 2023, were Coinbase, Bitstamp and Kraken. See “Item 1. Business—Valuation of XLM and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

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

As of June 30, 2024, the Trust had a net closing balance with a value of $8,722,378, based on the Index Price (non-GAAP methodology). As of June 30, 2024, the Trust had a total market value of $8,722,571, based on the Digital Asset Market price of XLM on the Trust’s principal market (Coinbase).

As of June 30, 2023, the Trust had a net closing balance with a value of $8,268,539, based on the Index Price (non-GAAP methodology). As of June 30, 2023, the Trust had a total market value of $8,270,157, based on the Digital Asset Market price of XLM on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from December 6, 2018 to June 30, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the XLM Industry and Market—XLM Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from July 1, 2019 to June 30, 2024. During such period, the Index Price has ranged from $0.03 to $0.72, with the straight average being $0.16 through June 30, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually, or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2020	$0.06	$0.11	7/7/2019	$0.03	3/16/2020	$0.07	$0.07
Twelve months ended June 30, 2021	$0.26	$0.72	5/11/2021	$0.07	7/5/2020	$0.28	$0.28
Twelve months ended June 30, 2022	$0.25	$0.43	9/6/2021	$0.10	6/18/2022	$0.11	$0.11
Twelve months ended June 30, 2023	$0.10	$0.13	8/8/2022	$0.07	12/29/2022	$0.11	$0.11
Twelve months ended June 30, 2024	$0.12	$0.17	7/20/2023	$0.09	6/24/2024	$0.09	$0.09
July 1, 2019 to June 30, 2024	$0.16	$0.72	5/11/2021	$0.03	3/16/2020	$0.09	$0.09

The following table illustrates the movements in the Digital Asset Market price of XLM, as reported on the Trust’s principal market, from July 1, 2019 to June 30, 2024. During such period, the price of XLM has ranged from $0.03 to $0.72, with the straight average being $0.16 through June 30, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2020	$0.06	$0.11	7/7/2019	$0.03	3/16/2020	$0.07	$0.07
Twelve months ended June 30, 2021	$0.26	$0.72	5/11/2021	$0.07	7/5/2020	$0.28	$0.28
Twelve months ended June 30, 2022	$0.25	$0.43	9/6/2021	$0.10	6/18/2022	$0.11	$0.11
Twelve months ended June 30, 2023	$0.10	$0.13	8/8/2022	$0.07	12/29/2022	$0.11	$0.11
Twelve months ended June 30, 2024	$0.12	$0.17	7/20/2023	$0.09	6/24/2024	$0.09	$0.09
July 1, 2019 to June 30, 2024	$0.16	$0.72	5/11/2021	$0.03	3/16/2020	$0.09	$0.09

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to June 30, 2024.

GXLM Premium/(Discount): GXLM Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from October 19, 2021 to June 30, 2024.

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The amended complaint went into effect on April 25, 2024. A scheduling order was entered by the Court with trial scheduled to begin on July 15, 2025. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2024:

Period	(a) Total Number of Shares of GXLM Purchased	(b) Average Price Paid per Share of GXLM	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2024 - April 30, 2024	-	$-	-	$200.0
May 1, 2024 - May 31, 2024	-	-	-	200.0
June 1, 2024 - June 30, 2024	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (NYSE Arca: ETHE), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through July 29, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

32.1

Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

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

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

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

“SEC”—The U.S. Securities and Exchange Commission.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, the OTCQX Best Market® of OTC Markets Group Inc.

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

Grayscale Investments, LLC as Sponsor of Grayscale Stellar Lumens Trust (XLM)

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Member of the Board of Directors and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)*

Date: August 2, 2024

* The Registrant is a Trust and the person is signing in their capacity as an officer or director of Grayscale Investments, LLC the Sponsor of the Registrant.