Form 10-Q
period 2026-06-30
Grayscale Stellar Lumens Trust (XLM)
filed 2026-08-04
CIK 1761325

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of Shares of the registrant outstanding as of July 30, 2026: 1,419,000

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 23.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE STELLAR LUMENS TRUST (XLM)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2026	December 31, 2025
Assets:
Investment in XLM, at fair value (cost $23,227 and $23,175 as of June 30, 2026 and December 31, 2025, respectively)	$21,753	$23,191
Total assets	$21,753	$23,191
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$21,753	$23,191
Shares issued and outstanding, no par value (unlimited Shares authorized)	1,414,200	1,389,200
Principal Market NAV per Share	$15.38	$16.69

See accompanying notes to the unaudited financial statements.

GRAYSCALE STELLAR LUMENS TRUST (XLM)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of XLM and percentages)

June 30, 2026
	Quantity of XLM	Cost	Fair Value	% of Net Assets
Investment in XLM	117,043,964.2839051	$23,227	$21,753	100%
Total Investment		$23,227	$21,753	100%
Net assets			$21,753	100%

December 31, 2025
	Quantity of XLM	Cost	Fair Value	% of Net Assets
Investment in XLM	116,409,174.8450132	$23,175	$23,191	100%
Total Investment		$23,175	$23,191	100%
Net assets			$23,191	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE STELLAR LUMENS TRUST (XLM)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	130	195	260	450
Net investment loss	(130)	(195)	(260)	(450)
Net realized and unrealized gain (loss) from:
Net realized (loss) gain on investment in XLM	(16)	50	(28)	159
Net change in unrealized appreciation/depreciation on investment in XLM	2,089	(2,639)	(1,490)	(10,563)
Net realized and unrealized gain (loss) on investment	2,073	(2,589)	(1,518)	(10,404)
Net increase (decrease) in net assets resulting from operations	$1,943	$(2,784)	$(1,778)	$(10,854)

See accompanying notes to the unaudited financial statements.

GRAYSCALE STELLAR LUMENS TRUST (XLM)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Increase (decrease) in net assets from operations:
Net investment loss	$(130)	$(195)	$(260)	$(450)
Net realized (loss) gain on investment in XLM	(16)	50	(28)	159
Net change in unrealized appreciation/depreciation on investment in XLM	2,089	(2,639)	(1,490)	(10,563)
Net increase (decrease) in net assets resulting from operations	1,943	(2,784)	(1,778)	(10,854)
Increase (decrease) in net assets from capital share transactions:
Shares issued	214	-	340	-
Net increase in net assets resulting from capital share transactions	214	-	340	-
Total increase (decrease) in net assets from operations and capital share transactions	2,157	(2,784)	(1,438)	(10,854)
Net assets:
Beginning of period	19,596	31,320	23,191	39,390
End of period	$21,753	$28,536	$21,753	$28,536
Change in Shares outstanding:
Shares outstanding at beginning of period	1,398,200	1,384,900	1,389,200	1,384,900
Shares issued	16,000	-	25,000	-
Net increase in Shares	16,000	-	25,000	-
Shares outstanding at end of period	1,414,200	1,384,900	1,414,200	1,384,900

See accompanying notes to the unaudited financial statements.

GRAYSCALE STELLAR LUMENS TRUST (XLM)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Stellar Lumens Trust (XLM) (the “Trust”) is a Delaware Statutory Trust that was formed on October 26, 2018 and commenced operations on December 6, 2018. In general, the Trust holds Lumens (“XLM”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for XLM. As of March 31, 2026, the Trust did not operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust’s investment objective is for the value of the Shares (based on the XLM per Share) to reflect the value of the XLM held by the Trust, less the Trust’s expenses and other liabilities.

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

The Trust’s Shares have traded on OTC Markets since October 19, 2021. The Trust’s trading symbol on OTCQX is “GXLM” and the CUSIP number for its Shares is 38963R105.

The Trust historically reported on a fiscal year basis ending September 30. On November 24, 2025, the Sponsor amended the Trust Agreement to change the Trust’s fiscal year-end for financial reporting purposes from September 30 to December 31.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2025 included in our Transition Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in XLM	$21,753	$21,753	$-	$-
December 31, 2025
Assets
Investment in XLM	$23,191	$23,191	$-	$-

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

3. Fair Value of XLM

XLM is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026 and December 31, 2025, the Trust held 117,043,964.2839051 and 116,409,174.8450132 XLM, respectively.

The Trust determined the fair value per XLM to be $0.19 and $0.20 on June 30, 2026 and December 31, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of XLM and the respective fair value:

(Amounts in thousands, except XLM amounts)	Quantity	Fair Value
Balance at December 31, 2024	118,986,745.3227980	$39,390
XLM contributed	-	-
XLM distributed for Sponsor’s Fee, related party	(1,466,053.5577133)	(450)
Net change in unrealized appreciation/depreciation on investment in XLM	-	(10,563)
Net realized gain on investment in XLM	-	159
Balance at June 30, 2025	117,520,691.7650850	$28,536

(Amounts in thousands, except XLM amounts)	Quantity	Fair Value
Balance at December 31, 2025	116,409,174.8450132	$23,191
XLM contributed	2,080,633.5559904	340
XLM distributed for Sponsor’s Fee, related party	(1,445,844.1170985)	(260)
Net change in unrealized appreciation/depreciation on investment in XLM	-	(1,490)
Net realized loss on investment in XLM	-	(28)
Balance at June 30, 2026	117,043,964.2839051	$21,753

4. Creations and Redemptions of Shares

The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of XLM to the Trust or the distribution of XLM by the Trust. The amount of XLM required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of XLM owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of XLM representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 82.7634 and 83.7958 of one XLM at June 30, 2026 and December 31, 2025, respectively. The decrease in the amount of XLM represented by each Share is primarily a result of the periodic withdrawal of XLM to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended June 30, 2026 and December 31, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or December 31, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities. As of June 30, 2026 and December 31, 2025, 15,248 and 34,026 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in XLM, monthly in arrears. The amount of XLM payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of XLM used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of XLM is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and December 31, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended June 30, 2026 and 2025.

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

For the three months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $129,519 and $194,930, respectively. For the six months ended June 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $259,822 and $450,139, respectively. As of June 30, 2026 and December 31, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended June 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through June 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$14.01	$22.62	$16.69	$28.44
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.09)	(0.14)	(0.19)	(0.33)
Net realized and unrealized gain (loss)	1.46	(1.87)	(1.12)	(7.50)
Net increase (decrease) in net assets resulting from operations	1.37	(2.01)	(1.31)	(7.83)
Principal Market NAV, end of period	$15.38	$20.61	$15.38	$20.61
Total return	9.78%	-8.89%	-7.85%	-27.53%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds XLM and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of XLM. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on XLM per Share) to reflect the value of the XLM held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in XLM, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to XLM. To date, the Trust has not met its investment objective and the Shares quoted on OTC Markets have not reflected the value of the XLM held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended June 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, XLM and price of XLM amounts, are in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized and unrealized gain (loss) on investment in XLM	$2,073	$(2,589)	$(1,518)	$(10,404)
Net increase (decrease) in net assets resulting from operations	$1,943	$(2,784)	$(1,778)	$(10,854)
Net assets(1)	$21,753	$28,536	$21,753	$28,536

(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of XLM on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in XLM for the three months ended June 30, 2026 was $2,073, which includes a realized loss of ($16) on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in XLM of $2,089. Net realized and unrealized gain on investment in XLM for the period was driven by XLM price appreciation from $0.17 per XLM as of March 31, 2026, to $0.19 per XLM as of June 30, 2026. Net increase in net assets resulting from operations was $1,943 for the three months ended June 30, 2026, which consisted of the net realized and unrealized gain on investment in XLM, less the Sponsor’s Fee of $130. Net assets increased to $21,753 at June 30, 2026, an 11% increase for the three-month period. The increase in net assets resulted from the aforementioned XLM price appreciation and the contribution of approximately 1,330,510 XLM, with a value of $214 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 729,840 XLM to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in XLM for the three months ended June 30, 2025 was ($2,589), which includes a realized gain of $50 on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in XLM of ($2,639). Net realized and unrealized loss on investment in XLM for the period was driven by XLM price depreciation from $0.26 per XLM as of March 31, 2025, to $0.24 per XLM as of June 30, 2025. Net decrease in net assets resulting from operations was ($2,784) for the three months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in XLM, plus the Sponsor’s Fee of $195. Net assets decreased to $28,536 at June 30, 2025, a 9% decrease for the three-month period. The decrease in net assets resulted from the aforementioned XLM price depreciation and the withdrawal of approximately 734,805 XLM to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in XLM for the six months ended June 30, 2026 was ($1,518), which includes a realized loss of ($28) on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in XLM of ($1,490). Net realized and unrealized loss on investment in XLM for the period was driven by XLM price depreciation from $0.20 per XLM as of December 31, 2025, to $0.19 per XLM as of June 30, 2026. Net decrease in net assets resulting from operations was ($1,778) for the six months ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in XLM, plus the Sponsor’s Fee of $260. Net assets decreased to $21,753 at June 30, 2026, a 6% decrease for the six-month period The decrease in net assets resulted from the aforementioned XLM price depreciation and the withdrawal of approximately 1,445,844 XLM to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 2,080,634 XLM, with a value of $340 to the Trust in connection with Share creations during the period.

Net realized and unrealized loss on investment in XLM for the six months ended June 30, 2025 was ($10,404), which includes a realized gain of $159 on the transfer of XLM to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in XLM of ($10,563). Net realized and unrealized loss on investment in XLM for the period was driven by XLM price depreciation from $0.33 per XLM as of December 31, 2024, to $0.24 per XLM as of June 30, 2025. Net decrease in net assets resulting from operations was ($10,854) for the six months ended June 30, 2025, which consisted of the net realized and unrealized loss on investment in XLM, plus the Sponsor’s Fee of $450. Net assets decreased to $28,536 at June 30, 2025, a 28% decrease for the six-month period. The decrease in net assets resulted from the aforementioned XLM price depreciation and the withdrawal of approximately 1,466,054 XLM to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	As of June 30,
	2026	2025
Price of XLM on principal market	$0.19	$0.24
Principal Market NAV per Share(1)	$15.38	$20.61
Principal Market NAV(1)	$21,752,738	$28,536,021
Index Price	$0.19	$0.24
NAV per Share(2)	$15.39	$20.62
NAV(2)	$21,766,432	$28,555,765

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of XLM based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of June 30, 2026, were Bitstamp by Robinhood, Binance, Bybit, Crypto.com, Kraken, and OKX. The Digital Asset Trading Platforms included in the Index as of June 30, 2025 were Coinbase, Bitstamp by Robinhood, Crypto.com, and Kraken. See “Item 1. Business—Overview of the XLM Industry and Market—XLM Value—The Index and the Index Price” in our Transition Report for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from December 6, 2018 (the inception of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the XLM Industry and Market—XLM Value—The Index and the Index Price” in our Transition Report.

Movement in the Index Price (Non-GAAP), NAV per Share (Non-GAAP) and Principal Market NAV per Share (unaudited)
$80.00
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$0.00
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
Mar-26
Jun-26
1x100 of Index Price (Non-GAAP)
NAV per Share (Non-GAAP)
Principal Market NAV per Share

The following table illustrates the movements in the Index Price from July 1, 2021 to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually, or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$0.25	$0.43	9/6/2021	$0.10	6/18/2022	$0.11	$0.11
Twelve months ended June 30, 2023	$0.10	$0.13	8/8/2022	$0.07	12/29/2022	$0.11	$0.11
Twelve months ended June 30, 2024	$0.12	$0.17	7/20/2023	$0.09	6/24/2024	$0.09	$0.09
Twelve months ended June 30, 2025	$0.24	$0.56	11/24/2024	$0.08	7/5/2024	$0.24	$0.24
Twelve months ended June 30, 2026	$0.26	$0.47	7/20/2025	$0.14	5/19/2026	$0.19	$0.19
July 1, 2021 to June 30, 2026	$0.19	$0.56	11/24/2024	$0.07	12/29/2022	$0.19	$0.19

The following table illustrates the movements in the Digital Asset Market price of XLM, as reported on the Trust’s principal market, from July 1, 2021 to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$0.25	$0.43	9/6/2021	$0.10	6/18/2022	$0.11	$0.11
Twelve months ended June 30, 2023	$0.10	$0.13	8/8/2022	$0.07	12/29/2022	$0.11	$0.11
Twelve months ended June 30, 2024	$0.12	$0.17	7/20/2023	$0.09	6/24/2024	$0.09	$0.09
Twelve months ended June 30, 2025	$0.24	$0.56	11/24/2024	$0.08	7/5/2024	$0.24	$0.24
Twelve months ended June 30, 2026	$0.26	$0.47	7/20/2025	$0.14	5/19/2026	$0.19	$0.19
July 1, 2021 to June 30, 2026	$0.19	$0.56	11/24/2024	$0.07	12/29/2022	$0.19	$0.19

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from October 19, 2021 to June 30, 2026.

GXLM Premium/(Discount): GXLM Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Trust’s NAV per Share from October 19, 2021 to June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended June 30, 2026:

Period	(a) Total Number of Shares of GXLM Purchased	(b) Average Price Paid per Share of GXLM	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
April 1, 2026 - April 30, 2026	-	$-	-	$200.0
May 1, 2026 - May 31, 2026	-	-	-	200.0
June 1, 2026 - June 30, 2026	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), and Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through July 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

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

“Digital Asset Market”—A “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Quarterly Report), as each such term is defined in the Financial Accounting Standards Board Accounting Standards Codification Master Glossary.

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

“Index”—The CoinDesk Stellar Benchmark Rate (formerly known as the CoinDesk XLM CCIXber Reference Rate).

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

“NYSE Arca”—NYSE Arca, Inc.

“OTC Markets”—The OTCQX, OTCQB and OTCID tiers of OTC Markets Group Inc.

“OTCQX”—The OTCQX Best Market® of OTC Markets Group Inc.

“Participant Agreement”—An agreement entered into by an Authorized Participant with the Sponsor that provides the procedures for the creation of Baskets and for the delivery of XLM required for Creation Baskets.

“Principal Market NAV”—The net asset value of the Trust determined on a U.S. GAAP basis.

“Secondary Market”—Any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, OTC Markets.

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

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement, dated December 4, 2018, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2, No. 3, and No. 4 thereto, and as the same may be further amended from time to time.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Stellar Lumens Trust (XLM)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: August 4, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.